Form 10QSB
period 2000-09-30
NETAIR COM
filed 2000-10-31
CIK 1098345

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                                NetAir.com, Inc.
                    242 Fall Street, Salt Lake City, UT 84116
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       AND

                       Commission File Number:  000-30843

                    For the Quarter ended September 30, 2000

                                NETAIR.COM, INC.

  Nevada                                                              91-1979237
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

242  Fall  Street,  Salt  Lake  City  UT                                   84116
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (801)  463-6632

Securities  registered  pursuant  to  Section  12(b)  of the Act:      4,832,500
                      (Class-A Common Voting Equity Stock)

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,832,500.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. Every dealer, broker or individual has the ability to electronically determine the ownership of any aircraft in seconds and then go directly to its owner. The best and most direct method for a broker to avoid having a buyer "go around" him to a seller is to cease being a broker and become an owner. The key to success for the Company's proposed program lies in its ownership of, and therefore control of, its inventory which eliminates the potential problem of being circumvented and creates the opportunity for greater profits. The key to achieving that ownership/control lies in securing the availability of Floor Plan Funds.

     ESCROW AND TITLE SERVICE. AIC Title Service, Oklahoma City, Oklahoma, a bonded aircraft title company and a division of "Aircraft Dealers Network" will act as an escrow (trust) agent in all of the Company's transactions. As escrow agent it will act as a third party for the protection of the seller or buyer, for the Company, and especially for the purpose of insuring the unencumbered clarity of title to the aircraft and the security of the Floor Plan lender's funds. AIC will receive documentation from both the Company and the buyer/seller accompanied by instructions detailing for them the condition under which they are to act. The seller, which would be the Company when the Company is selling and would be the Company's client when the Company is buying, would forward to AIC a bill of sale with instructions outlining the conditions under which the document was to be released to the buyer and to which bank and which account funds were to be wired. A buyer, either the Company or the Company's client, dependent upon who is buying, would wire transfer funds to AIC's escrow account along with written instructions, usually by facsimile. Instructions to be provided to AIC by the Company, whether it is in the position of purchaser or seller, will require signatures from authorized representatives of the Company. Management intends to obtain and maintain an inventory in the seven to ten million dollar range and feels that the Company will be able to turn that inventory three to four times per year at an average gross profit of six to eight percent.

 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our funding requirements fall into two categories: basic working capital and financing resources for purchasing aircraft for resale. We have raised $100,000.00 from investors and spent $96,000.00. We have accordingly only nominal working capital available. We have no immediate or forseeable need for additional funding, from sources outside of our circle of shareholders during the next twelve months. The expenses of our audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, have been paid by us from our cash, and future requirements of this nature will most likely require advances by our management and principal shareholder.

     We have obtained a financing commitment from Colon Finance, Ltd. which will give us the ability to purchase aircraft at costs substantially below normal wholesale values. These purchases could be accomplished only if we are prepared to pay cash immediately upon inspection, appraisal and acceptance of an offer for a subject aircraft. For this reason such a financing arrangement is necessary.

 The issuer enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by our principal shareholder. These costs are billed to us on a time-fee basis and are included in our reported expenses.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain ours qualification for the OTCBB, if and when our intended application for submission may be effective.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. As of December 31, 1999, we had accumulated a deficit of $96,022 since our inception on April 14, 1999. Thus our first fiscal year was less than a full twelve months. We have enjoyed our first revenues this third quarter. There is only minimal and barely substantial change in our financial condition or operation in year 2000.

      (2)  SELECTED  FINANCIAL  INFORMATION.

Balance Sheet . .   9/30/00   12/31/99
--------------------------------------
Cash. . . . . . .  $  3,791  $   7,800
Other . . . . . .         0          0
Total Assets. . .     3,791      7,800
Accounts Payable.         0          0
Other . . . . . .         0          0
======================================
Total Liabilities         0          0
--------------------------------------



THIRD QUARTER                                                                              Inception
                                                                                           April 19,
                                                                                              1999
                                                                                               to
 Operations                                  July 1 to Sept 30        Jan 1 to Sept 30      Sept 30
                                         2000                1999       2000      1999        2000
---------------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .  $            2,000   $               0   $  2,000   $     0   $   2,000
 Total Revenues . . . . .               2,000                   0      2,000         0       2,000
General & Administrative.              10,356               3,822     16,581     3,822     110,448
 Total Expenses . . . . .              10,356               3,822     16,581     3,822     110,448
Net (Loss). . . . . . . .              (8,356)             (3,822)   (14,581)   (3,822)   (108,448)


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None


ITEM  2.  CHANGE  IN  SECURITIES.  None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


EXHIBIT  INDEX:  Financial  Statements

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  September  30,  2000

                                NETAIR.COM, INC.

                                       by

/s/Pete Chandler          /s/Robert Waddell
   Pete Chandler             Robert Waddell
   president/director        secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3
                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                NETAIR.COM, INC.
                                  BALANCE SHEET
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

                                                          September 30,    December 31,
                                                              2000             1999
                                                          (Unaudited)
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        3,791   $       7,800

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           3,791           7,800
                                                        --------------   -------------
OTHER ASSETS
Prepaid Expenses . . . . . . . . . . . . . . . . . . .           8,099          13,438
                                                        --------------   -------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .           8,099          13,438
                                                        --------------   -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       11,890   $      21,238
                                                        ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $            0   $           0
                                                        --------------   -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .               0               0
                                                        --------------   -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 4,822,500 shares
   and 4,832,500 shares respectively . . . . . . . . .           4,833           4,823

Additional paid-in capital . . . . . . . . . . . . . .          99,000          99,000

Accumulated equity (deficit) . . . . . . . . . . . . .         (91,943)        (82,585)
                                                        --------------   -------------
Total Stockholders' Equity . . . . . . . . . . . . . .          11,890          21,238
                                                        --------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $       11,890   $      21,238
                                                        ==============   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                NETAIR.COM, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 2000

                                                                                                   From
                                                                                                Inception
                                From July        From July     From January       From April     (April
                               1, 2000 to.      1, 1999 to      1, 2000 to       14, 1999 to  14, 1999) to
                              September 30,    September 30,   September 30,    September 30, September 30,
                                  2000             1999             2000             1999         2000
------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $        2,000              -0-   $        2,000              -0-   $    2,000
                           --------------   --------------   --------------   --------------   -----------
Net Loss from Operations.          10,356           23,763           14,581           77,585       93,932

Net Income (Loss) . . . .         ($8,356)        ($23,763)        ($12,581)        ($77,585)    ($91,932)
                           ==============   ==============   ==============   ==============   ===========
Loss per Share. . . . . .  $     (0.00173)  $     (0.00622)  $     (0.00261)  $     (0.02030)  $ (0.01946)
                           ==============   ==============   ==============   ==============   ===========
Weighted Average
    Shares Outstanding. .       4,822,000        3,822,000        4,822,000        3,822,000    4,724,650
                           ==============   ==============   ==============   ==============   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                NETAIR.COM, INC.
             STATEMENTS OF STOCKHOLDER' EQUITY (DEFICIT)(UNAUDITED)
            FROM INCEPTION (APRIL 14, 1999) THROUGH DECEMBER 31, 1999
             AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                          Additional      Accumulated     Total Stock-
                                  Common      Par           Paid-In         Equity      holders' Equity
                                  Stock       Value         Capital         (Deficit)      (Deficit)
--------------------------------------------------------------------------------------------------------
Common Stock issued at inception   3,822,500  $      3,823  $           0  $       0   $           3,823

Sale of Common Stock for
     $0.10 per share . . . . . .   1,000,000         1,000         99,000          0                   0

Net loss during period . . . . .           0             0              0    (82,585)                  0
                                  ----------  ------------  -------------  ----------  -----------------
Balance at December 31, 1999 . .   4,822,500  $      4,823  $      99,000   ($82,585)  $          21,238

Common Stock issued for services      10,000            10              0          0                   0

Net loss during period . . . . .           0             0              0     (9,358)                  0
                                  ----------  ------------  -------------  ----------  -----------------
Balance at September 30, 2000. .   4,832,500  $      4,833  $      99,000   ($91,943)  $          11,890


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                NETAIR.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 2000

                                                                                    From
                                                                                  Inception
                                               From January       From April       (April
                                                1, 2000 to        14, 1999 to   14, 1999) to
                                               September 30,     September 30,  September 30,
                                                    2000             1999         2000
---------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss). . . . . . . . . . . .        ($12,581)        ($77,585)   ($108,603)
Items not affecting cash:
      Stock issued for services. . . . .               0            3,822        3,822
                                          --------------   --------------   ----------
Net Cash from Operations . . . . . . . .         (12,581)         (73,763)    (104,781)

Cash from financing activities

Decrease (increase) in Pre-paid Expense.           8,572          (13,437)       8,572
Sale of Common Stock . . . . . . . . . .               0          100,000      100,000
                                          --------------   --------------   ----------
Cash Increase (Decrease) . . . . . . . .          (4,009)          12,800        3,791

Beginning Cash . . . . . . . . . . . . .           7,800                0            0

Cash as of Statement Date. . . . . . . .  $        3,791   $       12,800   $    3,791
                                          ==============   ==============   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                NETAIR.COM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
       December 31, 1999 and the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

NetAir.com, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.