Form 10KSB
period 2000-12-31
NETAIR COM
filed 2001-03-21
CIK 1098345

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30843

                      For the Year ended December 31, 2000

                                NETAIR.COM, INC.

  Nevada                                                              91-1979237
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

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  December  31,  2000,

the number of shares outstanding of the Registrant's Common Stock was 4,832,500.

the aggregate number of shares held by non-affiliates was approximately 1,072,500 shares.

                        Exhibit Index is found on page 12

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Issuer                                           3

Item  2.  Description  of  Property                                            5

Item  3.  Legal  Proceedings                                                   5

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       6

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock  1999/2000                   6

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation                                                 6
      (b)  Cash Requirements and of Need for additional funds, twelve months   7
      (c)  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
           Operations                                                          7
      (d)  Future  Prospects                                                   8

Item  7.  Financial  Statements                                                9

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                     10

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            10

Item  10.  Executive  Compensation                                            10

Item  11.  Security Ownership of Certain  Beneficial Owners and Management    11
      (c)  Changes  in  Control                                               12

Item  12.  Certain  Relationships  and  Related  Transactions                 12

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12
      (a)  Financial  Statements                                              12
      (b)  Form  8-K  Reports                                                 12
      (c)  Exhibits                                                           12

                                  INTRODUCTION


                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. Our Corporation, NetAir.com, Inc., was duly incorporated in Nevada on April 21, 1999, with the intention of initiating an aircraft appraisal and wholesaling business, as described below. Our financial statements reflect an inception date of April 14, 1999, for the reason that we began our activities before the formal filing of our Articles of Incorporation by the Secretary of State of Nevada.

      (2) ISSUANCE OF COMMON STOCK. We have 4,832,500 shares of common stock (of par value $0.001) issued and outstanding. On or about April 22, 1999 we authorized the issuance of 3,822,500 founders shares pursuant to Section 4(2) of the Securities Act of 1933 to our five founders for organizational services, valued at $3,832.50. The shares were issued at par value.

     On April 14, 1999, before the actual filing of our articles of incorporation, we prepared an offering circular for a maximum of 1,250,000 shares at $0.10 per share, with a minimum of 1,000,000 shares. During the period from April 22 to June 9, 1999, we placed 1,000,000 shares of our common stock, at $0.10 per share, also pursuant to Section 4(2) of the 1933 Act, to thirteen highly sophisticated investors, with pre-existing relationships to management, and without any public solicitation or advertising. No offers were extended to persons who did not invest. This placement produced $100,000.00 without any underwriting or other commissions.

     On June 1, 2000, we authorized the issuance of 10,000 new investment shares, 5,000 each to each of our two Officers/Directors, for services valued at $1,000, calculated at $0.10 per share.


 (B) BUSINESS OF THE ISSUER. We intend to specialize in two areas; the appraisal of aircraft and the wholesaling of aircraft to retail aircraft dealers and/or aircraft brokers. We intend to achieve success for our appraisal services by utilizing an aggressive marketing campaign aimed principally at the banking, insurance and financial community. We intend to achieve success in wholesaling by purchasing and inventorying quality aircraft and then aggressively marketing them to dealers and brokers worldwide. In addition to appraising and wholesaling we intend to offer a variety of aviation consulting services including but not limited to:

          Equipment matching, route and stage length planning for Part 91 and 125 operators, (corporate aviation departments and small Air Carriers),

          Development  of  Maintenance  Programs  for Part 91 and 125 operators.

          Recruitment, selection and initial and ongoing training of flight and maintenance department personnel.

     AIRCRAFT APPRAISAL. The total market for aircraft appraisals includes lending institutions, court systems, corporations, insurance companies, fixed base operations, aircraft dealers, government agencies, and individual aircraft buyers and sellers. We will solicit appraisal business in all of these areas but anticipate that we will experience maximum success within the financial community.

     Recently the Federal Deposit Insurance Corporation (FDIC) mandated that all insured banks with collateralized loans in excess of $20,000 must have a bonafide appraisal of such collateral. The Federal Aviation Administration (FAA) reports that 101,342 aircraft collateral liens were filed in Oklahoma City (the home of the FAA and the site of all U. S. aircraft registrations) during the past year. A large percentage of these liens were filed by banks, and under the new rules almost all of those will require an appraisal.

     Our Secretary, Robert C. Waddell, is a Certified Aircraft Appraiser certified by the National Aircraft Appraisers Association (NAAA). Aircraft Appraisal is the fastest growing segment of the aviation industry today, and the only organized and recognized "agency" of appraisers and appraisals is the NAAA. NAAA certified appraisers, of which there are only approximately 190, are the only appraisers recognized by the Resolution Trust Corporation and the FDIC to perform appraisals on assets in their portfolios.

     We intend to aggressively market our appraisal services and anticipate that this portion of our proposed business will experience rapid growth. As our volume of appraisal requests may dictate, we will contract with additional NAAA certified appraisers to perform the appraisals we are called upon to provide.

     AIRCRAFT WHOLESALING. The traditional "airplane dealer" who, during the past four decades, sold new Beechcraft, Piper or Cessna aircraft and who maintained an inventory of used aircraft is now practically nonexistent. Due to rising manufacturing costs, increasing government regulation and skyrocketing product liability insurance costs, approximately 90% of the small and mid-sized, high performance single and twin engine aircraft are no longer being produced.

     A new Bonanza purchased today carries a price tag over $400,000. Cessna Aircraft Company, which for more than a decade has not produced any small single engine aircraft, is now beginning to manufacture the Cessna 172, the world's most popular single engine aircraft, but it is expected to be priced at around $120,000 depending on how it is equipped. However, a good used 172 trades in the $35,000 to $50,000 range. This is resulting in an ever increasing appreciation of aircraft values. Not all airplanes necessarily, but good, low time, well maintained airplanes are enjoying about a 3% to 5% annual appreciation rate.

     There are approximately 25 professional aircraft brokers (those selling more than 100 aircraft per year) in the United States and there are thousands of smaller, occasional brokers. There are very few aircraft dealers, those who purchase aircraft for inventory and resell from their own stock. Commissions for brokers on aircraft sales are negotiable but the average commission on a large jet is about 3%, while the sale of a small single engine aircraft might net the broker 10% of the sales price. Profit margins for aircraft purchased for inventory and then re-sold will vary greatly depending upon acquisition costs, but in almost all cases will be higher than the commissions earned through brokerage transactions.

     The prevailing purchasing technique used by most dealers and brokers primarily involves direct mail to airplane owners on a random basis, along with advertising dollars spent in the many trade publications "begging" for inventory. Competition for that inventory is very fierce, and sellers are becoming most aware of the true values of their airplanes and in the majority of the cases the broker is not offering to buy the aircraft but only to list it for sale or to match it with a customer from his "want list". Profit margins are becoming slimmer and slimmer with these techniques, and fewer owners are selling just for the sake of selling.

     Every dealer, broker or individual has the ability to electronically determine the ownership of any aircraft in seconds and then go directly to its owner. The best and most direct method for a broker to avoid having a buyer "go around" him to a seller is to cease being a broker and become an owner. In order to operate optimally in this area, we must have financing in place to purchase and become the owner of such aircraft we intend to resell. Please see Management's Discussion and Analysis, Item 6 of Part II1, for more information, about financing and other topics.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock of this Registrant, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any event may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.

      (1) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (2)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.  Not
Applicable.

      (3) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have two officers and directors and no employees at the present time.

      (4) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no Year 2000/2001 problems or issues.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of our principal shareholder. The principal shareholder is also the principal consultant.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our common stock is not listed on the NQB Pink Sheets or the OTCBB and no securities of this Registrant have traded in brokerage transactions at any time.

 (B)  HOLDERS.  There  are  presently  20  shareholders  of  our  common  stock.

 (C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK 1999/2000. We have 4,832,500 shares of common stock (of par value $0.001) issued and outstanding. On or about April 22, 1999 we authorized the issuance of 3,822,500 founders shares pursuant to Section 4(2) of the Securities Act of 1933 to our five founders for organizational services, valued at $3,832.50. The shares were issued at par value.

     On April 14, 1999, before the actual filing of our articles of incorporation, we prepared an offering circular for a maximum of 1,250,000 shares at $0.10 per share, with a minimum of 1,000,000 shares. During the period from April 22 to June 9, 1999, we placed 1,000,000 shares of our common stock, at $0.10 per share, also pursuant to Section 4(2) of the 1933 Act, to thirteen highly sophisticated investors, with pre-existing relationships to management, and without any public solicitation or advertising. No offers were extended to persons who did not invest. This placement produced $100,000.00 without any underwriting or other commissions.

     On June 1, 2000, we authorized the issuance of 10,000 new investment shares, 5,000 each to each of our two Officers/Directors, for services valued at $1,000, calculated at $0.10 per share.


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


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

 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our funding requirements fall into two categories: basic working capital and financing resources for purchasing aircraft for resale. We have only nominal working capital available. We an immediate need for additional funding, from sources outside of our circle of shareholders during the next twelve months. The expenses of our audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, have been paid by us from our cash, or advanced by our principal shareholder and future requirements of this nature will most likely require advances by our management and principal shareholder. We are limited in our ability to raise funds and launch operations before our common stock can be quoted on the NQB Pink Sheets or the OTCBB.

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

 The issuer enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by our principal shareholder. These costs are billed to us on a time-fee basis and are included in our reported expenses. We believe that these billings accurately reflect the cost of doing business during the periods reported.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB, if and when our intended application for submission may be effective.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our condition as of December 31, 2000, is substantially unchanged since our last fiscal year end, December 31, 1999.

     As of December 31, 1999, we had an accumulated deficit of $77,022 since our inception on April 14, 1999. Our first fiscal year was less than a full twelve months. As of December 31, 2000, our accumulated deficit had increased to $101,476.

     (Note 4) During 1999, Intrepid International, our principal shareholder, and principal consultant, was paid $70,000 for professional services and advances rendered to or for our corporation. At December 31, 1999, a prepaid expense remained of $18,438. During 2000, the prepaid was used up and a payable of $435, was recorded. These amounts include Legal and Professional expenses and costs, as well as reimbursement for advances for auditing.


Balance Sheet:                     December 31    December 31
-------------------------------------------------------------
Selected Information. . . . .          2000           1999
-----------------------------  -------------  -------------
Cash and Equivalents. . . . .  $      3,782   $      7,800
-----------------------------  -------------  -------------
Prepaid Expenses (Note 4) . .             0         18,438
Current Assets. . . . . . . .         3,782         26,238
Total Assets. . . . . . . . .         3,782         26,238
                               ============================
Accounts Payable (Note 4) . .           435              0
                               ----------------------------
Total Liabilities . . . . . .           435              0
Common Stock. . . . . . . . .         4,833          4,823
                               -------------  -------------
Paid-in Capital . . . . . . .        99,990         99,000
Accumulated Deficit . . . . .      (101,476)       (77,585)
Total Equity. . . . . . . . .         3,347         26,238
Total Liabilities and Equity.         3,782         26,238
                               ============================


      (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We enjoyed our first revenues this third quarter. There is only minimal and barely substantial change in our financial condition or operation in year 2000. Our legal and professional expenses were greater in 1999, due to organization, and registration of our common stock pursuant to section 12(g) of the 1934 Exchange Act.


                                                                    Inception
                                                   From April 14,    April 14
                                   For the Years       1999           1999
                                       Ended            To             To
                                    December 31,    December 31,   December 31,
                                        2000            1999         2000
 Operations
 Selected Information
Revenues: . . . . . . . . .  $         2,000   $           0   $    2,000
                             ----------------  --------------  -----------
 Total Revenues . . . . . .            2,000               0        2,000
General and Administrative.          (25,891)        (77,585)    (103,476)
---------------------------  ----------------  --------------  -----------
 Total Expenses . . . . . .          (25,891)        (77,585)    (103,476)
Net (Loss). . . . . . . . .          (23,891)        (77,585)    (101,476)
---------------------------  ----------------  --------------  -----------
Net Loss per share. . . . .             (.01)           (.02)        (.02)
===========================  ================  ==============  ===========
Weighted average shares . .        4,829,500       4,627,300    4,728,400
outstanding



 (D) FUTURE PROSPECTS. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999, and from inception, April 14, 1999, are attached as FA-00. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been reproduced in the preceding Item 6.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before the commencement of significant operations.

     Mr. Chandler, age 35, our President, was born and raised in Northern Utah, where he received a Bachelor of Science Degree from Weber State University, in finance and business administrations. He also attended DeVry Institute of Technology in Phoenix Arizona, where he studied computer information and accounting systems. He serves as Director of Research & Finance, for Corporate Relations & Management, Inc., from August 1999 and presently. From February 1997 until August 1999, he served as financial markets liaison to Jordan Richards Associates. From October 1994 until October 1996, he was an investment consultant to Everen Securities. From January 1, 1994 to October 1994, he was an agent for New York Life Insurance Company. From August 1993 to December 1993, he was a sales and leasing representative for Freeway Oldsmobile, Cadillac, Mazda. Mr. Chandler is a Board Member of the Foster Care Citizens Board, appointed in 1995, and involved in its community service activities. Mr. Chandler serves on the Board of Directors of the following companies: Ecklan Corporation, Snohomish Equity Corporation, and Last Company Clothing, Inc. in addition to this Corporation.

     Mr. Waddell, age 54, our secretary-treasurer, brings to this Corporation over three decades of hands-on experience in upper management in the business of aviation marketing, operations and service. He routinely serves as an expert witness and consultant on aviation affairs. From 1990 to the present he has served as CEO and General Manager of Waddell Aviation, a business aviation specialist concentrating on aircraft marketing and brokerage services, aircraft appraisals and aircraft charter. From 1975 through 1990, he was president and CEO of Aviation Concepts, Inc., involved in charter, brokerage, consulting, aircraft sales, contract flight management and appraisal services. He is a Certified Appraiser by the National Aircraft Appraisers Association, and other air transport and business aircraft associations.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan or compensation is expected to be adopted or authorized at any time before the commencement of significant operations. On June 1, 2000, we authorized the issuance of 10,000 new investment shares, 5,000 each to each of our two Officers/Directors, for services during our development stage, valued at $1,000, calculated at $0.10 per share. These most recent issuances are not yet reflected on our financial statements. Our principal consultant provides us with most of our management and support services and bills us on a time/fee basis. We believe that the true cost of doing business is adequately reflected in those billings included in our financial statements. During 1999, Intrepid International, our principal shareholder, and principal consultant, was paid $70,000 for professional services and advances rendered to or for our corporation. At December 31, 1999, a prepaid expense remained of $18,438. During 2000, the prepaid was used up and a payable of $435, was recorded. These amounts include Legal and Professional expenses and costs, as well as reimbursement for advances for auditing.

                         ITEM 11.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

Name and Address of Beneficial Owner . . . . .   # Shares        %
------------------------------------------------------------------
Pete Chandler. . . . . . . . . . . . . . . . .      5,000     0.10
430 4th Street
Ogden UT 84404
------------------------------------------------------------------
Robert Waddell . . . . . . . . . . . . . . . .      5,000     0.10
1934 Man O' War Ct.
Richmond TX 77469
------------------------------------------------------------------
All Officers and Directors as a Group. . . . .     10,000     0.21
------------------------------------------------------------------
Intrepid International Ltd. (1). . . . . . . .  3,750,000    77.60
24843 Del Prado # 318
Dana Point, CA 92629
------------------------------------------------------------------
Carol Jean Gehlke, Trustee . . . . . . . . . .    250,000     5.17
Carol Jean Gehlke Living Trust, dtd 2/11/93
210 Lille Lane #317
Newport Beach CA 92663-2694
------------------------------------------------------------------
Thomas Felber, Trustee . . . . . . . . . . . .    250,000     5.17
Felber Marketing Inc. Profit Sharing Plan dtd
8/15/94
1950 Oak Hills Drive
Colorado Springs CO 80919
------------------------------------------------------------------
Reference Only:. . . . . . . . . . . . . . . .  4,832,500   100.00
Total Shares Issued and Outstanding
------------------------------------------------------------------


(1) Please see Item 12, Part III, Relationships and Transactions, for more extensive disclosure about Intrepid International and its owners and officers.

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal shareholder, Intrepid International, Ltd. is a provider of corporate services to us and bills us regularly on a time-fee basis. The 3,750,000 share issued to Intrepid are for control during development only. They are expected be cancelled in whole or part, and are not subject to resale without registration. Intrepid is incorporated in the State of Nevada. Intrepid provides its services on a negotiated time/fee basis no less favorable to us than could be obtained commercially from unrelated third parties. Intrepid does not provide services for commissions based upon the success or failure of any corporate program, and Intrepid is not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid are not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets. Accordingly, the mission of Intrepid is to assist us in avoiding costly mistakes and pitfalls in corporate management, going public, being public, and in handling the various different relationships with professionals and the public which are appropriate, practical, efficient and cost-effective in managing ourself as a public corporation.

     Kirt W. James, and J. Dan Sifford, Jr., are the executive officers of Intrepid. A summary of Intrepid's billings and payments to Intrepid are provided and disclosed in Note 4 or our financial statements.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.


--------------------------------------------------------------------------------
                              Exhibit                                     Page
#      Table  Category  /  Description  of  Exhibit                      Number
--------------------------------------------------------------------------------
3.1     Articles of Incorporation                                         14
3.2     By-Laws                                                           16
--------------------------------------------------------------------------------
FA-00     Audited Financial Statements for the years ended December 31, 2000,
          1999 and from inception April 14, 1999.                         23
--------------------------------------------------------------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                                NETAIR.COM, INC.
Dated:  March  15,  2001
                                       by




/s/Pete Chandler          /s/Robert Waddell
   Pete  Chandler            Robert  Waddell
   president/director        secretary/director

                                       13


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                  ARTICLES OF INCORPORATION: NetAir.com, Inc.
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                               NetAir.COM, INC.


     ARTICLE  .  The  name  of  the  Corporation  is  NETPARTS.COM,  INC.

     ARTICLE I. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE II. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE III. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE IV. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE V. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VI. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

April  20,  1999.


                               /s/ William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       15


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                     BY-LAWS:
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                                NETAIR.COM, INC.
                              A NEVADA CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES

     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of June in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.

SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.

                                   ARTICLE IV
                                    OFFICERS

SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.

                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  April  21,  1999.


                               /s/ Robert Waddell
                                  Robert Wadell
                                    Secretary

                                       22


--------------------------------------------------------------------------------
                                      FA-00

                          AUDITED FINANCIAL STATEMENTS
                                        OF
                                NETAIR.COM, INC

                  FOR THE YEARS ENDED DECEMBER 31, 2000, 1999,
                               AND FROM INCEPTION.
--------------------------------------------------------------------------------

                                       23


--------------------------------------------------------------------------------
                                NETAIR.COM, INC.
                          (A Development Stage Company)
                              Financial Statements
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                       24


                                    CONTENTS

Independent  Auditor's  Report

Balance  Sheet

Statements  of  Operations

Statements  of  Stockholders'  Equity

Statements  of  Cash  Flows

Notes  to  the  Financial  Statements

                          Independent Auditors' Report


To  the  Board  of  Directors
and  Stockholders  of
NetAir.Com,  Inc.

We have audited the accompanying balance sheet of NetAir.Com, Inc. (a development stage company) (a Nevada corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on April 14, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetAir.Com, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and from inception on April 14, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  14,  2001

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                           December  31,
                                                    2000                 1999
--------------------------------------------------------------------------------

ASSETS

Current  Assets
    Cash                                        $     3,782          $     7,800
     Prepaid  Expenses  (  Note  4)                       0               18,438
                                               ---------------------------------
      Total  Current  Assets                          3,782               26,238
                                               ---------------------------------
      Total  Assets                            $      3,782          $    26,238
                                               =================================
LIABILITIES  &  STOCKHOLDERS'  EQUITY

Current  Liabilities
Accounts Payable-related party (Note 4)        $        435          $         0
                                               ---------------------------------
        Total  Liabilities                              435                    0
                                               ---------------------------------
   Stockholders'  Equity

Common stock, par value $.001; 100,000,000
shares authorized, 4,832,500 and 4,822,500
shares issued and outstanding, respectively      4,833                     4,823
Additional paid-in capital                      99,990                    99,000
Deficit accumulated during
the development stage                         (101,476)                 (77,585)
                                               ---------------------------------
        Total  Stockholders'  Equity             3,347                    26,238
                                               ---------------------------------
Total Liabilities and Stockholders' Equity   $   3,782               $    26,238
                                             ===================================

The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                  From
                                                                                Inception
                                          For  the         From  April         (April  14,
                                        Year  Ended        14, 1999 to          1999)  to
                                        December  31,     December  31,       December  31,
                                            2000               1999                2000
--------------------------------------------------------------------------------------------

Revenue                               $         2,000     $          0     $         2,000
                                      ------------------------------------------------------
General and administrative expense             25,891           77,585             103,476
                                      ------------------------------------------------------
Net  income  (loss)                   $       (23,891)    $    (77,585)    $      (101,476)
                                      ======================================================
Net  income  (loss)  per  share       $          (.01)    $       (.02)    $          (.02)
                                      ======================================================
Weighted average outstanding shares         4,829,500        4,627,300           4,728,400
                                      ======================================================

The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 14, 1999 (Inception)
                            through December 31, 2000

                                                                                          Deficit
                                                                                        Accumulated
                                                                    Additional          During  the
                                        Common  Stock                 paid-in           Development
                                   Shares              Amount          capital              Stage
------------------------------------------------------------------------------------------------------

Balance at inception
April 14, 1999                             0     $          0        $         0     $           0
Shares issued for services
during  1999                       3,822,500            3,823                  0                 0
Shares issued for cash
during 1999                        1,000,000            1,000             99,000                 0
Net Loss for the period
ended December 31, 1999                    0                0                  0          (77,585)
                                   ---------------------------------------------------------------
Balance December 31, 1999          4,822,500     $      4,823        $    99,000     $    (77,585)
Shares issued for
services during 2000                  10,000               10                990                 0
Net Loss for the year
ended December 31, 2000                    0                0                  0          (23,891)
                                   ---------------------------------------------------------------
Balance  December  31,  2000       4,832,500     $      4,833        $    99,990     $   (101,476)
                                   ===============================================================

The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                              For the Period Ended

                                                                                        From
                                                                                     Inception
                                            For  the           From  April         (April  14,
                                          Year  Ended         14,  1999  to         1999)  to
                                         December  31,         December  31,      December  31,
                                             2000                 1999                2000
-----------------------------------------------------------------------------------------------

Cash  Flow  Used  By  Operations:
Net  Loss                                 $     (23,891)     $     (77,585)     $     (101,476)
     Adjustment  to  reconcile  net  loss  to
     net  cash  used  by  operations:
          Stock  issued  for  services            1,000              3,822               4,822
     Changes  in  assets  &  liabilities:
          Prepaid  Expenses                      18,438            (18,438)                  0
          Accounts  payable                         435                  0                 435
                                         -----------------------------------------------------
Net  Cash  Flows  Used  in
   Operating  Activities                         (4,018)           (92,200)           (96,219)
                                         -----------------------------------------------------
Cash Flow Used For Investing Activities               0                  0                  0
                                         -----------------------------------------------------
Cash  Flow  From  Financing  Activities
     Shares  issued for cash                          0            100,000            100,000
                                         -----------------------------------------------------
Increase  (Decrease) in Cash                     (4,018)             7,800              3,782

Cash-Beginning  of  Period                        7,800                  0                  0
                                         ----------------------------------------------------
Cash-End  of  Period                      $       3,782     $        7,800       $      3,782
                                          ===================================================
Supplemental  Cash  Flow  Information:
Cash  Paid  for:
     Interest                             $           0     $            0       $          0
     Taxes                                $           0     $            0       $          0

The accompanying notes are an integral part of these financial statements.

Non-Cash  Financing  Activities
     The Company issued 3,822,500 shares of common stock for organization costs. These costs were valued at $3,823 and expensed in 1999.
    The Company issued 10,000 shares of common stock for services valued at $1,000 during 2000.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

NOTE-1-     SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

    NetAir.Com, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 14, 1999. The Company intends to enter the business of aircraft appraisal and wholesaling of aircraft to retail dealers and aircraft brokers principally via the internet. The Company is currently inactive and searching for a merger candidate.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $101,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2000.

     Deferred  tax  asset:
        NOL  carrryforward                         $      28,280
     Valuation  allowance                                (28,280)
                                                   --------------
     Total                                         $           0
                                                   ==============

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     f.  Organization  Cost

       The Company incurred $3,823 of organization costs in 1999. These costs, which were paid by shareholders of the Company were exchanged for 3,822,500 shares of common stock. These costs were expensed in 1999 and will be recovered only if the Company is able to generate positive cash flow from operations.

NOTE  2  -  GOING  CONCERN

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

 The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4-  RELATED  PARTY

  During 1999, Intrepid International, a major shareholder, was paid $70,000 for professional services rendered to the Company. At December 31, 1999 a prepaid expense remained of $18,438. During 2000, the prepaid was used up and a payable exists of $435 to this related party.

NOTE  5  -  PRIOR  PERIOD  RESTATEMENT

       The financial statements for the period ended December 31, 1999 were restated to reflect a prepaid expense of $18,438 from a related party (See Note
4). This change also affected the statement of operations by decreasing expenses by $18,438. The cash flow statement and statement of stockholders' equity were also adjusted.

