Form 10QSB
period 2001-03-31
NETAIR COM
filed 2001-05-10
CIK 1098345

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                                NetAir.com, Inc.
                         242 Fall Street, Salt Lake City
                                   Utah, 84116
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       AND

                        Commission File Number: 000-26249

                      For the Quarter ended March 31, 2001

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



As of March 31, 2001, 4,832,500 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

           The  remainder  of  this  page  left  intentionally  blank

                                NETAIR.COM, INC.
                                  BALANCE SHEET
                      March 31, 2001 and December 31, 2000

                                                          March 31,    December 31,
                                                            2000            1999
                                                        (Unaudited)
------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,782   $       3,782
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .       3,782           3,782
                                                        -----------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $    3,782   $       3,782
                                                        ===========  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    4,804   $         435
                                                        -----------  --------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       4,804             435
                                                        -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 4,832,500 shares. .       4,833           4,833
Additional paid-in capital . . . . . . . . . . . . . .      99,990          99,990
Accumulated equity (deficit) . . . . . . . . . . . . .    (105,845)       (101,476)
Total Stockholders' Equity . . . . . . . . . . . . . .      (1,022)          3,347
                                                        -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $    3,782   $       3,782
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                 From
                                                               Inception
                                From January     From April     (April
                                 1, 2001 to.     1, 2000 to  14, 1999) to
                                  March 31,       March 31,    March 31,
                                    2001            2001         2001
----------------------------------------------------------------------
Revenues. . . . . . . . .            -0-             -0-   $    2,000
                           --------------  --------------  -----------
Net Loss from Operations.          4,369           3,525      107,845
Net Income (Loss) . . . .        ($4,369)        ($3,525)   ($105,845)
                           ==============  ==============  ===========
Loss per Share. . . . . .  $    (0.00090)  $    (0.00092)  $ (0.02399)
                           ==============  ==============  ===========
Weighted Average
    Shares Outstanding. .      4,832,500       3,822,000    4,411,372
                           ==============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
            From inception (April 14, 1999) through December 31, 1999
                   For the fiscal year ended December 31, 2000
                     And for the period ended March 31, 2001

                                                          Additional       Accumulated       Total Stock-
                                  Common      Par           Paid-In           Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)        (Deficit)
                                  ----------  ------------  -------------  -----------  -----------------
Common Stock issued at inception   3,822,500  $      3,823  $           0  $        0   $          3,823
Sale of Common Stock for
     $0.10 per share . . . . . .   1,000,000         1,000         99,000           0                  0
Net loss during period . . . . .           0             0              0     (77,585)                 0
                                -------------------------------------------------------------------------
Balance at December 31, 1999 . .   4,822,500  $      4,823  $      99,000    ($77,585)  $         26,238
Shares issued for services . . .      10,000            10            990           0                  0
Net loss during period . . . . .           0             0              0     (23,891)                 0
                                -------------------------------------------------------------------------
Balance at December 31, 2000 . .   4,832,500  $      4,833  $      99,990   ($101,476)  $          3,347
Net loss during period . . . . .           0             0              0      (4,369)                 0
                                -------------------------------------------------------------------------
Balance at March 31, 2001. . . .   4,832,500  $      4,833  $      99,990   ($105,845)           ($1,023)

   The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                          From
                                                                       Inception
                                        From January    From April      (April
                                        1, 2001 to      1, 2000 to   14, 1999) to
                                         March 31,.     March 31,      March 31,
                                           2001            2000          2001
                                  --------------  --------------  -----------

Operating Activities

Net Income (Loss). . . . . . . .        ($4,369)        ($3,525)   ($105,845)
Items not affecting cash:
      Accounts payable . . . . .          4,369             435        4,804
      Stock issued for services.              0           4,823        4,823
                                  --------------  --------------  -----------
Net Cash from Operations . . . .              0           1,733      (96,218)
Cash from financing activities
Sale of Common Stock . . . . . .              0               0      100,000
                                  --------------  --------------  -----------
Cash Increase (Decrease) . . . .              0           1,733        3,782
Beginning Cash . . . . . . . . .          3,782               0            0
Cash as of Statement Date. . . .  $       3,782   $       7,800   $    3,782
                                  ==============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

NetAir.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A)  PLAN  OF  OPERATION.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our funding requirements fall into two categories: basic working capital and financing resources for purchasing aircraft for resale. We have only nominal working capital available. We are in immediate need of additional funding, from sources outside of our circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of our common stock, have been paid by us from our cash, or advanced by our principal shareholder and future requirements of this nature will most likely require advances by our management and principal shareholder. We are limited in our ability to raise funds and launch operations before our common stock can be quoted on the NQB Pink Sheets or the OTCBB.

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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our Balance Sheet is substantially unchanged since our last annual report.

      (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. As of March 31, 2001, we have accumulated a deficit of $105,585 since our inception on April 14, 1999. We have not launched operations. Our quarterly expenses of $4,369 compare with $3,525 for the previous period of 2000.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  9,  2001

                                NETAIR.COM, INC.

                                       by



/s/Pete Chandler          /s/Robert Waddell
   Pete  Chandler          Robert  Waddell
   president/director      secretary/director

                                        9