Form 10QSB
period 2001-06-30
NETAIR COM
filed 2001-07-20
CIK 1098345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2001

                        Commission File Number: 000-26249

                                NETAIR.COM, INC.

        (Exact name of small business issuer as specified in its charter)


Nevada                                                                91-1979237
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

242  Fall  Street,  Salt  Lake  City  UT                                   84116
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (801)  393-4268


As of June 30, 2001, 4,832,500 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.


The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        NETAIR.COM, INC.
                                         BALANCE SHEETS
                               June 30, 2001 and December 31, 2000

                                                             June 30,    December 31,
                                                              2001          2000
                                                          (Unaudited)
-------------------------------------------------------------------------------------
                                                          ASSETS
CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $     3,782   $   3,782
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        3,782       3,782
                                                          ------------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     3,782   $   3,782
                                                          ============  ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $     9,253   $     435
                                                          ------------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .        9,253         435
                                                          ------------  ----------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 4,832,500 shares. .        4,833       4,833
  Additional paid-in capital . . . . . . . . . . . . . .       99,990      99,990
  Accumulated equity (deficit) . . . . . . . . . . . . .     (110,294)   (101,476)
                                                          ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . . .       (5,471)      3,347
                                                          ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     3,782   $   3,782
                                                          ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                                 NETAIR.COM, INC.
                       STATEMENTS OF OPERATIONS (UNAUDITED)
                              June 30, 2000 and 2001

                                                                                         From
                                                                                      Inception
                               From April    From April  From January  From January     (April
                               1, 2001 to    1, 2000 to   1, 2001 to    1, 2000 to    14, 1999) to
                                 June 30,     June 30,     June 30,      June 30,      June 30,
                                  2001         2000          2001          2000         2001
                               -----------  -----------  -----------  -----------  -----------
  Revenues. . . . . . . . . .  $      -0-   $      -0-   $      -0-   $      -0-   $    2,000
                               -----------  -----------  -----------  -----------  -----------
  General and Administrative
      Expenses. . . . . . . .      (4,449)      (8,853)      (8,818)      (8,853)    (112,294)
  Net Loss from Operations. .      (4,449)      (8,853)      (8,818)      (8,853)    (110,294)
  Net Income (Loss) . . . . .  $   (4,449)  $   (8,853)  $   (8,818)  $   (8,853)  $ (110,294)
                               ===========  ===========  ===========  ===========  ===========
  Loss per Share. . . . . . .  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.02)
                               ===========  ===========  ===========  ===========  ===========
  Weighted Average
      Shares Outstanding. . .   4,832,500    3,822,000    4,832,500    3,822,000    4,752,500
                               ===========  ===========  ===========  ===========  ===========

                               The accompanying notes are an integral part
                                      of these financial statements.

                                          NETAIR.COM, INC.
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       June 30, 2000 and 2001

                                                               From
                                                             Inception
                                 From January  From January   (April
                                  1, 2001 to   1, 2000 to   14,1999) to
                                    June 30,    June 30,      June 30,
                                      2001       2000           2001
                                    ---------  --------  --------------
Operating Activities
  Net Income (Loss). . . . . . . .  $ (8,818)  $(8,853)  $(110,294)
  Items not affecting cash:
        Accounts payable . . . . .     8,818     8,853       9,253
        Stock issued for services.         0         0       4,823
                                  ---------------------------------
Net Cash from Operations . . . . .         0         0     (96,218)
Cash from financing activities
  Sale of Common Stock . . . . . .         0         0     100,000
                                    -------------------------------
Cash Increase (Decrease) . . . . .         0         0       3,782
Beginning Cash . . . . . . . . . .     3,782     7,800           0
Cash as of Statement Date. . . . .  $  3,782   $ 7,800   $   3,782
                                    =========  ========  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001




NOTES  TO  FINANCIAL  STATEMENTS

NetAir.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

     ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

 (A) PLAN OF OPERATION(A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our Balance Sheet is substantially unchanged since our last annual report.

      (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. As of June 30, 2001, we have accumulated a deficit of $110,294 since our inception on April 14, 1999. We have not launched operations. We have enjoyed no revenues during the current comparative periods and only insignificant revenues since inception.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  16,  2001
                                NETAIR.COM, INC.

                                       by




/s/Pete Chandler             /s/Robert Waddell
   Pete  Chandler               Robert  Waddell
   president/director           secretary/director

