Form 10QSB
period 2001-09-30
NETAIR COM
filed 2001-11-09
CIK 1098345

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       AND

                        Commission File Number: 000-26249

                    For the Quarter ended September 30, 2001

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


As of September 30, 2001, 4,832,500 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

               The remainder of this page left intentionally blank

                                NETAIR.COM, INC.
                                 BALANCE SHEETS
                     September 30, 2001 and December 31, 2000

                                                      September 30,   December 31,
                                                            2001         2000
----------------------------------------------------------------------------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,982   $   3,782
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .        1,982       3,782
                                                        ------------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $     1,982   $   3,782
                                                        ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $     9,598   $     435
                                                        ------------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .        9,598         435
                                                        ------------  ----------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 4,832,500 shares. .        4,833       4,833
Additional paid-in capital . . . . . . . . . . . . . .       99,990      99,990
Accumulated equity (deficit) . . . . . . . . . . . . .     (112,439)   (101,476)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .       (7,616)      3,347
                                                        ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $     1,982   $   3,782
                                                        ============  ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     NETAIR.COM, INC.
                           STATEMENTS OF OPERATIONS (UNAUDITED)
                                September 30, 2000 and 2001

                                                                                    From
                                                                                  Inception
                                     From July               From January          (April
                                    1, 2001 to               1, 2000 to         14, 1999) to
                                  September 30,             September 30,      September 30,
                                2001         2000         2001         2000         2001
                             -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . . .         -0-          -0-          -0-          -0-   $    2,000
                             -----------  -----------  -----------  -----------  -----------
General and Administrative
Expenses. . . . . . . . . .       2,145        8,853       10,963        8,853      114,439
Net Loss from Operations. .      (2,145)      (8,853)     (10,963)      (8,853)    (114,439)
Net Income (Loss) . . . . .     ($2,145)     ($8,853)    ($10,963)     ($8,853)   ($112,439)
                             ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . . .  $     0.00   $     0.00   $     0.00   $     0.00   $     0.02
                             ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding. . .   4,832,500    3,822,000    4,832,500    3,822,000    4,752,500
                             ===========  ===========  ===========  ===========  ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                   NETAIR.COM, INC.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                             September 30, 2000 and 2001

                                                              From
                                                           Inception
                                      From January           (April
                                       1, 2001 to          14, 1999) to
                                      September 30,        September 30,
                                     2001        2000          2001
----------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . .   ($10,963)   ($8,853)   ($112,439)
Items not affecting cash:
      Accounts payable . . . . .      9,163      8,853        9,598
      Stock issued for services           0          0        4,823
                                 -----------------------------------
Net Cash from Operations . . . .     (1,800)         0      (98,018)
Cash from financing activities
Sale of Common Stock . . . . . .          0          0      100,000
                                  ----------  ---------  -----------
Cash Increase (Decrease) . . . .     (1,800)         0        1,982
Beginning Cash . . . . . . . . .      3,782      7,800            0
Cash as of Statement Date. . . .  $   1,982   $  7,800   $    1,982
                                  ==========  =========  ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2001

NOTES  TO  FINANCIAL  STATEMENTS

NetAir.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. Our plan of operation remains unchanged from our previous report, in the intermediate to long term. We have only nominal working cash or capital available. We would require substantial funding, from sources outside of the company's circle of shareholders, in order to proceed with the realization of our business plan.

     The funding commitment of Colon Finance (previously reported) is considered stale and in need of re-negotiation, based on conditions which have not yet become stable and reliable. The company is limited in our ability to raise funds and launch operations before our common stock can be quoted on the NQB Pink Sheets or the OTCBB. This has not occurred yet. Market conditions of the past six months have been prohibitive of capital formation of start-up ventures. The Company has had to delay our launch of operations. During August, then September and October, not only market conditions, but the entire world-wide environment for start-up ventures has been drained of potential liquidity to such a degree, that all efforts have been suspended during this period.

     Accordingly, a mature analysis of the issuer's situation has led management to the conclusions, that it must start fresh at the start of year 2002, to re-secure financing, and take meaningful steps to establish our business. Business development is and has been on hold for the second half of year 2001.


 (B) FINANCIAL CONDITION. Our Balance Sheet is substantially unchanged since our last annual report.
Results from the past quarter state we have a net loss of $2,145 as compared to $8,853 for the same quarter in 2000. General and administrative expenses have been incurred for legal and accounting services to comply with the Securities Exchanges reporting requirements. Since our inception on April 14, 1999, we have accumulated a deficit of $112,439. We have not launched operations. We have enjoyed no revenues since inception.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                                NETAIR.COM, INC.

Dated:  November  8,  2001     by



                                     /s/Pete Chandler          /s/Robert Waddell
                                           Pete Chandler          Robert Waddell
                                           Pete Chandler          Robert Waddell
                                  president/director          secretary/director