Form 10KSB
period 2001-12-31
NETAIR COM
filed 2002-03-21
CIK 1098345

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30843

                      For the Year ended December 31, 2001

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

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  December  31,  2001,

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

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Issuer                                           3

Item  2.  Description  of  Property                                            5

Item  3.  Legal  Proceedings                                                   5

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       6

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock  2001                        6

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation                                                 6
      (b)  Cash Requirements and of Need for additional funds, twelve months   7
      (c)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7
      (d)  Future  Prospects                                                   9

Item  7.  Financial  Statements                                                9

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          10

PART  III                                                                     10

Item  9.  Directors and Executive Officers, Promoters and Control Persons     10

Item  10.  Executive  Compensation                                            10

Item  11.  Security Ownership of Certain Beneficial Owners and Management     11
      (c)  Changes  in  Control                                               11

Item  12.  Certain  Relationships  and  Related  Transactions                 12

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12
      (a)  Financial  Statements                                              12
      (b)  Form  8-K  Reports                                                 12
      (c)  Exhibits                                                           12

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


 (B) BUSINESS OF THE ISSUER. We intend to specialize in two areas; the appraisal of aircraft and the wholesaling of aircraft to retail aircraft dealers and/or aircraft brokers. We intend to achieve success for our appraisal services by utilizing an aggressive marketing campaign aimed principally at the banking, insurance and financial community. We intend to achieve success in wholesaling by purchasing and inventorying quality aircraft and then aggressively marketing them to dealers and brokers worldwide. In addition to appraising and wholesaling we intend to offer a variety of aviation consulting services including but not limited to:

        o Equipment matching, route and stage length planning for Part 91 and 125 operators, (corporate aviation departments and small Air Carriers),

        o Development  of  Maintenance  Programs  for Part 91 and 125 operators.

        o Recruitment, selection and initial and ongoing training of flight and maintenance department personnel.

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

     Every dealer, broker or individual has the ability to electronically determine the ownership of any aircraft in seconds and then go directly to its owner. The best and most direct method for a broker to avoid having a buyer "go around" him to a seller is to cease being a broker and become an owner. In order to operate optimally in this area, we must have financing in place to purchase and become the owner of such aircraft we intend to resell. Please see Management's Discussion and Analysis, Item 6 of Part II, for more information, about financing and other topics.


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

      (4) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no Year 2000/2001 problems or issues.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and contract for the non-exclusive use of offices and telephone services.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our common stock is now listed on the OTCBB, after the period covered by this Report. No securities of this Registrant have traded in brokerage transactions during the periods covered by this report. To the best of our knowledge and belief, there has been no trading at any time of our the common stock, as of the preparation and filing of this Report.

 (B)  HOLDERS.  There  are  presently  41  shareholders  of  our  common  stock.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2001.  None.

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

 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. Our funding requirements fall into two categories: basic working capital and financing resources for purchasing aircraft for resale. We have only nominal working capital available. We an immediate need for additional funding, from sources outside of our circle of shareholders during the next twelve months. The expenses of our audit, legal and professional requirements, have been paid by us from our cash, or advanced by our shareholders. Future requirements of this nature will most likely require advances by our management and shareholders.

     We had obtained a financing commitment from Colon Finance, Ltd. which will give us the ability to purchase aircraft at costs substantially below normal wholesale values. These purchases could be accomplished only if we are prepared to pay cash immediately upon inspection, appraisal and acceptance of an offer for a subject aircraft. For this reason such a financing arrangement is necessary. The funding commitment of Colon Finance (previously reported) is considered stale and in need of re-negotiation, based on conditions which have not yet become stable and reliable. We have been limited in our ability to raise funds and launch operations before our common stock could be quoted on the NQB Pink Sheets or the OTCBB. This has now occurred. Market conditions of the past six months have been prohibitive of capital formation of start-up ventures. The Company has had to delay our launch of operations. During August, then September and October, not only market conditions, but the entire world-wide environment for start-up ventures has been drained of potential liquidity to such a degree, that all efforts have been suspended during the last six months.

     Accordingly, a mature analysis of the issuer's situation has led management to the conclusions, that it must start fresh at the start of year 2002, to re-secure financing, and take meaningful steps to establish our business.

Business  development  has  been  on  hold through the second half of year 2001.

     We contract the non-exclusive use of office, telecommunication and for incidental supplies of stationary. These costs and related services are billed to us on a time-fee basis and are included in our reported expenses. We believe that these billings accurately reflect the cost of doing business during the periods reported.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our condition as of December 31, 2001, is not greatly changed since our last fiscal year end, December 31, 2000.

     As of December 31, 2001, 2000, 1999, we had accumulated deficits of $160,746, $101,476, and $77,585, since our inception on April 14, 1999. Our first fiscal year was less than a full twelve months. We express our accounts payable distinguishing third part accounts, and payables to related parties (Note 4).

     Our balance sheet, selective information, is presented for the past three fiscal years:


Balance Sheet:                     December 31    December 31    December 31
Selected Information. . . . .         2001           2000           1999
----------------------------------------------------------------------------
Cash and Equivalents. . . . .        1,982   $      3,782   $      7,800
Prepaid Expenses. . . . . . .            0              0         18,438
                             --------------------------------------------
Current Assets. . . . . . . .        1,982          3,782         26,238
                             --------------------------------------------
Total Assets. . . . . . . . .        1,982          3,782         26,238
                             ============================================
Accounts Payable. . . . . . .          400              0              0
Accounts Payable (Note 4) . .       57,505            435              0
                             --------------------------------------------
Total Liabilities . . . . . .       57,905            435              -
                             --------------------------------------------
Common Stock. . . . . . . . .        4,833          4,233          4,823
Paid-in Capital . . . . . . .       99,990         99,900         99,000
Accumulated Deficit . . . . .     (160,746)      (101,476)       (77,585)
                             --------------------------------------------
Total Equity. . . . . . . . .      (55,923)         3,347         26,238
                             --------------------------------------------
Total Liabilities and Equity.        1,982          3,782         26,238
                             ============================================


     (Note 4) During 2000, our former shareholder, Intrepid International, Ltd., incurred expenses on behalf of our corporation. The amount was $435 at the end of 2000. During 2001, additional expenses were so incurred. As of December 31,

2001,  this  related  party  account  increased  to  $57,505.

     Our financial statements include two material notes worthy of mentioning at this place:

     (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

     (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.


      (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We enjoyed our first revenues in the third quarter of 2000. These were non-recurring revenues. Our legal and professional expenses were greater in 1999, due to organization, and registration of our common stock pursuant to section 12(g) of the 1934 Exchange Act. Our legal and professional expenses rose again in year 2001, in connection with our attempts, finally successful, to achieve listing of our common stock of for quotation on the OTCBB.

                                                                            Inception
                                                             April 14,      April 14,
                              For the Year  For the Year       1999           1999
                                 ended          ended           to             to
                              December 31    December 31    December 31    December 31
                                 2001           2000           1999          2001
--------------------------------------------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . . .             0   $      2,000   $          -   $   2,000
                             -------------  -------------  -------------  ----------
 Total Revenues . . . . . .             0          2,000              0       2,000
------------------------------------------------------------------------------------
General and Administrative.       (59,270)       (25,891)       (77,585)   (162,476)
                             -------------  -------------  -------------  ----------
 Total Expenses . . . . . .       (59,270)       (25,891)       (77,585)   (162,476)
------------------------------------------------------------------------------------
Net (Loss). . . . . . . . .       (59,270)       (23,891)       (77,585)   (160,476)
====================================================================================



 (D) FUTURE PROSPECTS. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. There can be no assurance that business conditions will improve during any period in 2002, sufficiently for us to achieve substantial progress on our road to intended profitability.


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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000, and from inception, April 14, 1999, are attached as FA-01. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been reproduced (selective information) in the preceding Item 6. References to 1999 figures are drawn from our previous Annual Report for December 31, 2000.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before the commencement of significant operations.

     Mr. Chandler, age 36, our President, was born and raised in Northern Utah, where he received a Bachelor of Science Degree from Weber State University, in finance and business administrations. He also attended DeVry Institute of Technology in Phoenix Arizona, where he studied computer information and accounting systems. He serves as Director of Research & Finance, for Corporate Relations & Management, Inc., from August 1999 and presently. From February 1997 until August 1999, he served as financial markets liaison to Jordan Richards Associates. From October 1994 until October 1996, he was an investment consultant to Everen Securities. From January 1, 1994 to October 1994, he was an agent for New York Life Insurance Company. From August 1993 to December 1993, he was a sales and leasing representative for Freeway Oldsmobile, Cadillac, Mazda. Mr. Chandler is a Board Member of the Foster Care Citizens Board, appointed in 1995, and involved in its community service activities. Mr. Chandler has served on the Board of Directors of the following companies: Ecklan Corporation, Snohomish Equity Corporation, and Last Company Clothing, Inc. He currently serves Highway One-O-Web, Inc. in addition to serving on the Board of Directors for this Issuer.

     Mr. Waddell, age 55, our secretary-treasurer, brings to this Corporation over three decades of hands-on experience in upper management in the business of aviation marketing, operations and service. He routinely serves as an expert witness and consultant on aviation affairs. From 1990 to the present he has served as CEO and General Manager of Waddell Aviation, a business aviation specialist concentrating on aircraft marketing and brokerage services, aircraft appraisals and aircraft charter. From 1975 through 1990, he was president and CEO of Aviation Concepts, Inc., involved in charter, brokerage, consulting, aircraft sales, contract flight management and appraisal services. He is a Certified Appraiser by the National Aircraft Appraisers Association, and other air transport and business aircraft associations.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan or compensation is expected to be adopted or authorized at any time before the commencement of significant operations. On June 1, 2000, we authorized the issuance of 10,000 new investment shares, 5,000 each to each of our two Officers/Directors, for services during our development stage, valued at $1,000, calculated at $0.10 per share. Our principal consultant provides us with most of our management support services and bills us on a time/fee basis. We believe that the true cost of doing business is adequately reflected in those billings included in our financial statements.


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


                 The Remainder of Page Intentionally Left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

--------------------------------------------------------------------------
 Name and Address of Beneficial Owner                    # Shares      %
--------------------------------------------------------------------------
Pete Chandler . . . . . . . . . . . . . . . . . . . .      5,000     0.10
430 4th Street
Ogden UT 84404
--------------------------------------------------------------------------
Robert Waddell. . . . . . . . . . . . . . . . . . . .  3,755,000    77.70
1934 Man O' War Ct.
Richmond TX 77469
--------------------------------------------------------------------------
All Officers and Directors as a Group . . . . . . . .  3,760,000    77.81
--------------------------------------------------------------------------
Carol Jean Gehlke, Trustee. . . . . . . . . . . . . .    250,000     5.17
Carol Jean Gehlke Living Trust, dtd 2/11/93
210 Lille Lane #317
Newport Beach CA 92663-2694
--------------------------------------------------------------------------
Thomas Felber, Trustee. . . . . . . . . . . . . . . .    250,000     5.17
Felber Marketing Inc. Profit Sharing Plan dtd 8/15/94
1950 Oak Hills Drive
Colorado Springs CO 80919
Reference Only:
--------------------------------------------------------------------------
Total Shares Issued and Outstanding . . . . . . . . .  4,832,500   100.00
--------------------------------------------------------------------------


 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our previous principal shareholder, Intrepid International, Ltd. was a provider of corporate services to us and bills us regularly on a time-fee basis. The 3,750,000 shares originally issued and pledged to Intrepid were for control during development only. Intrepid disclaimed beneficial ownership. These shares have been transferred to our officer Robert Waddell, on February 22, 2001. The relationship with intrepid ceased on August 31, 2001. Fees and costs due to Intrepid were billed on a time-fee basis, periodically, for services rendered and detailed in its billings. The services obtained from Intrepid were, in the opinion of management, obtained on terms no less favorable to us than could have been obtained commercially from other firms or persons.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended December 31, 2001, 2000 and from inception April 14, 1999. Please see Attachment FA-01 following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  the  Exhibit  Index  on  the  following  page.

--------------------------------------------------------------------------------
 Exhibit                                                                Page
   #            Table  Category  /  Description  of  Exhibit           Number
--------------------------------------------------------------------------------
*               Articles  of  Incorporation
**              By-Laws
--------------------------------------------------------------------------------
FA-01     Audited Financial Statements for the years ended
          December 31, 2001, 2000, and from inception April 14, 1999.     13
--------------------------------------------------------------------------------

* (Incorporated by reference as filed as Exhibit 3.1 on Form 10KSB for the year ending December 31, 2000)

** (Incorporated by reference as filed as Exhibit 3.2 on Form 10KSB for the year ending December 31, 2000)



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                                NETAIR.COM, INC.
Dated:  March 21, 2002
                                       by


/s/Pete Chandler                             /s/Robert Waddell
   Pete  Chandler                               Robert  Waddell
   president/director                           secretary/director

--------------------------------------------------------------------------------

                          AUDITED FINANCIAL STATEMENTS
                                        OF
                                 NETAIR.COM, INC

                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000,
                               AND FROM INCEPTION.

--------------------------------------------------------------------------------

                                NETAIR.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2001 and 2000

                                    CONTENTS

Independent  Auditor's  Report                      16

Balance  Sheet                                      17

Statements  of  Operations                          18

Statements  of  Stockholders'  Equity               19

Statements  of  Cash  Flows                         20

Notes  to  the  Financial  Statements               21

                          Independent Auditors' Report

To  the  Board  of  Directors
and  Stockholders  of
NetAir.Com,  Inc.

We have audited the accompanying balance sheets of NetAir.Com, Inc. (a development stage company) (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on April 14, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetAir.Com, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception on April 14, 1999 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  6,  2002

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                     December  31,
                                                2001                   2000

                          ASSETS


Current  Assets
    Cash                                   $     1,982          $     3,782

      Total  Current  Assets                     1,982                3,782

        Total  Assets                      $     1,982          $     3,782
                                           ================================

          LIABILITIES  &  STOCKHOLDERS'  EQUITY


Current  Liabilities
    Accounts  Payable                      $    47,734                    -
    Accounts Payable-related party (Note 4)     10,171          $       435

        Total  Liabilities                      57,905                  435

   Stockholders'  Equity

Common stock, par value $.001; 100,000,000
shares authorized, 4,832,500 and 4,832,500
shares issued and outstanding, respectively     4,833                4,833
   Additional  paid-in  capital                99,990               99,990
   Deficit accumulated during
   the development stage                     (160,746)            (101,476)

        Total  Stockholders'  Equity          (55.923)               3,347

       Total Liabilities and
       Stockholders' Equity               $     1,982          $     3,782
                                          ================================

    The accompanying notes are an integral part of these Financial Statements

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                         From
                                                                      Inception
                                              For  the               (April 14,
                                            Year  Ended               1999)  to
                                            December  31,           December 31,
                                       2001               2000          2001

Revenue                          $          -     $       2,000     $     2,000


General and administrative expense     59,270            25,891         162,746


Net  income  (loss)              $    (59,270)    $     (23,891)     $ (160,746)
                                  ==============================================

Net  income  (loss)  per share   $       (.01)    $        (.01)     $     (.03)
                                  ==============================================

Weighted average
outstanding shares                  4,832,500         4,829,500       4,777,000
                                  ==============================================

    The accompanying notes are an integral part of these Financial Statements

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 14, 1999 (Inception)
                            through December 31, 2001

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                    Additional      During  the
                                                      Common  Stock                   paid-in       Development
                                                 Shares             Amount            capital          Stage

Balance at inception April 14, 1999                      -      $            -    $           -    $           -

Shares issued for services during 1999           3,822,500               3,823                -                -

Shares  issued  for  cash  during  1999          1,000,000               1,000           99,000                -

Net  Loss for the period
ended December 31, 1999                                  -                   -                -          (77,585)


Balance December 31, 1999                        4,822,500      $        4,823    $      99,000    $     (77,585)

Shares  issued  for  services  during  2000         10,000                  10              990                -

Net Loss for the year ended December 31, 2000            -                   -                -          (23,891)

Balance  December 31, 2000                       4,832,500               4,833           99,990         (101,476)

Net Loss for the year ended December 31, 2001            -                   -                -          (59,270)

Balance  December  31,  2001                     4,832,500     $         4,833   $       99,990    $    (160,746)
                                              ===================================================================

    The accompanying notes are an integral part of these Financial Statements

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                              For the Period Ended

                                                                                   From
                                                                                 Inception
                                                     For  the                  (April  14,
                                                   Year  Ended                  1999)  to
                                                   December  31,              December  31,
                                              2001               2000              2001

Cash  Flow  Used  By  Operations:
Net  Loss                                 $     (59,270)    $     (23,891)     $    (160,746)
Adjustment  to  reconcile  net  loss  to
net  cash  used  by  operations:
Stock  issued  for  services                          -             1,000              4,823
     Changes  in  assets  &  liabilities:
          Prepaid  Expenses                           -            18,438                  -
          Accounts  payable                      47,734                 -             47,734
          Accounts payable-related party          9,736               435             10,171

Net  Cash  Flows  Used  in
   Operating  Activities                         (1,800)           (4,018)           (98,018)


Cash  Flow  Used  For  Investing Activities           -                 -                  -

Cash  Flow  From  Financing  Activities
     Shares  issued  for  cash                        -                 -            100,000



Increase  (Decrease)  in  Cash                   (1,800)           (4,018)             1,982

Cash-Beginning  of  Period                        3,782             7,800                  -

Cash-End  of  Period                      $       1,982     $       3,782       $      1,982
                                          ===================================================


Supplemental  Cash  Flow  Information:

Cash  Paid  for:
     Interest                            $           -      $           -       $          -
     Taxes                               $           -      $           -       $          -

Non-Cash  Financing  Activities

        The Company issued 10,000 shares of common stock for services valued at $1,000 during 2000.

    The accompanying notes are an integral part of these Financial Statements

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

    NetAir.Com, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 14, 1999. The Company intends to enter the business of aircraft appraisal and wholesaling of aircraft to retail dealers and aircraft brokers principally via the internet. The Company currently is defining its business plan and has no significant operations

     b.  Accounting  Method

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $160,700 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2001.

     Deferred  tax  asset:
        NOL  carrryforward                         $      54,600
     Valuation  allowance                                (54,600)
     Total                                         $           -
                                                   ==============

                                NETAIR.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

 The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4-  RELATED  PARTY

      During 2000, Intrepid International, Ltd, a shareholder in the Company incurred expenses on be half of the Company. As of December 31, 2000, the Company had a related-party payable to them totaling $435.

      During 2001, Intrepid incurred additional expenses on behalf of the Company. As of December 31, 2001, the Company had a related-party payable to them totaling $10,171.